Form 10-K
period 2023-12-31
BBCMS 2023-C20
filed 2024-03-19
CIK 1981769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-257737-08

Central Index Key Number of the issuing entity: 0001981769

BBCMS Mortgage Trust 2023-C20

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001541480

Barclays Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4258212 38-4258213 38-7292508 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 412-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Healthcare Trust MOB Portfolio Mortgage Loan, which constituted approximately 7.5% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Healthcare Trust MOB Portfolio Mortgage Loan and eleven other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Healthcare Trust MOB Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Wyndham National Hotel Portfolio Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Wyndham National Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Wyndham National Hotel Portfolio Mortgage Loan and nine other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the UBS Commercial Mortgage Trust 2019-C18 transaction, Commission File Number 333-227784-05 (the “UBS 2019-C18 Transaction”). This loan combination, including the Wyndham National Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C18 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Great Lakes Crossing Outlets Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date.  The Great Lakes Crossing Outlets Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Great Lakes Crossing Outlets Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2023-B38 Mortgage Trust transaction, Commission File Number 333-260277-04 (the “Benchmark 2023-B38 Transaction”). This loan combination, including the Great Lakes Crossing Outlets Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B38 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gloucester Premium Outlets Mortgage Loan and the South Lake at Dulles Mortgage Loan, which constituted approximately 3.0% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gloucester Premium Outlets Mortgage Loan and the South Lake at Dulles Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gloucester Premium Outlets Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the South Lake at Dulles Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BBCMS Mortgage Trust 2023-C19 transaction, Commission File Number 333-257737-07 (the “BBCMS 2023-C19 Transaction”). These loan combinations, including the Gloucester Premium Outlets Mortgage Loan and the South Lake at Dulles Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-C19 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Barbours Cut IOS Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The Barbours Cut IOS Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Barbours Cut IOS Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MSWF Commercial Mortgage Trust 2023-1 transaction, Commission File Number 333-259741-05 (the “MSWF 2023-1 Transaction”). This loan combination, including the Barbours Cut IOS Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-1 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Cross Island Plaza Mortgage Loan, which constituted approximately 1.5% of the asset pool of the issuing entity as of its cut-off date.  The Cross Island Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Cross Island Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BMO 2023-C5 Mortgage Trust transaction, Commission File Number 333-255934-05 (the “BMO 2023-C5 Transaction”). This loan combination, including the Cross Island Plaza Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-C5 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Seagate Campus Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The Seagate Campus Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Seagate Campus Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Seagate Campus Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Seagate Campus loan combination in the Benchmark 2023-B39 Mortgage Trust transaction, Commission File Number 333-262701-04 (the “Benchmark 2023-B39 Transaction”).  After the closing of the Benchmark 2023-B39 Transaction on July 18, 2023, this loan combination, including the Seagate Campus Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2023-B39 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Oxmoor Center Mortgage Loan, which constituted approximately 2.7% of the asset pool of the issuing entity as of its cut-off date.  The Oxmoor Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Oxmoor Center Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Oxmoor Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Oxmoor Center loan combination in the Benchmark 2023-V3 Mortgage Trust transaction, Commission File Number 333-261764-02 (the “Benchmark 2023-V3 Transaction”).  After the closing of the Benchmark 2023-V3 Transaction on August 3, 2023, this loan combination, including the Oxmoor Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2023-V3 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One & Two Commerce Square Mortgage Loan, which constituted approximately 7.3% of the asset pool of the issuing entity as of its cut-off date.  The One & Two Commerce Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One & Two Commerce Square Mortgage Loan and ten other pari passu loans, which are not assets of the issuing entity. This loan combination, including the One & Two Commerce Square Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the One & Two Commerce Square loan combination in the BANK 2023-BNK46 transaction, Commission File Number 333-257991-07 (the “BANK 2023-BNK46 Transaction”).  After the closing of the BANK 2023-BNK46 Transaction on August 10, 2023, this loan combination, including the One & Two Commerce Square Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2023-BNK46 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 6330 West Loop South Mortgage Loan, which constituted approximately 1.8% of the asset pool of the issuing entity as of its cut-off date.  The 6330 West Loop South Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 6330 West Loop South Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the 6330 West Loop South Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 6330 West Loop South loan combination in the BANK5 2023-5YR3 transaction, Commission File Number 333-261279-04 (the “BANK5 2023-5YR3 Transaction”).  After the closing of the BANK5 2023-5YR3 Transaction on September 28, 2023, this loan combination, including the 6330 West Loop South Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK5 2023-5YR3 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Fashion Valley Mall Mortgage Loan, which constituted approximately 9.998% of the asset pool of the issuing entity as of its cut-off date.  The Fashion Valley Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Fashion Valley Mall Mortgage Loan and seventeen other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Fashion Valley Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Fashion Valley Mall loan combination in the Benchmark 2023-B40 Mortgage Trust transaction, Commission File Number 333-258342-03 (the “Benchmark 2023-B40 Transaction”).  After the closing of the Benchmark 2023-B40 Transaction on December 21, 2023, this loan combination, including the Fashion Valley Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2023-B40 Transaction, which is incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the CX – 250 Water Street Mortgage Loan, which constituted approximately 9.1% of the asset pool of the issuing entity as of its cut-off date.  The CX – 250 Water Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the CX – 250 Water Street Mortgage Loan and seventeen other pari passu loans, which are not assets of the issuing entity. This loan combination, including the CX – 250 Water Street Mortgage Loan, was serviced under the pooling and servicing agreement for the BANK 2023-BNK45 transaction prior to the closing of the securitization of a pari passu portion of the CX – 250 Water Street loan combination in the MSWF Commercial Mortgage Trust 2023-2 transaction, Commission File Number 333-257991-09 (the “MSWF 2023-2 Transaction”).  After the closing of the MSWF 2023-2 Transaction on December 21, 2023, this loan combination, including the CX – 250 Water Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSWF 2023-2 Transaction, which is incorporated by reference as Exhibit 4.12 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the Ashburn Data Center Mortgage Loan and the primary servicer of the Gloucester Premium Outlets Mortgage Loan and the South Lake at Dulles Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Fashion Valley Mall Mortgage Loan, the CX – 250 Water Street Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Great Lakes Crossing Outlets Mortgage Loan, the Seagate Campus Mortgage Loan, the Gloucester Premium Outlets Mortgage Loan, the Oxmoor Center Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the 6330 West Loop South Mortgage Loan and the Cross Island Plaza Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the One & Two Commerce Square Mortgage Loan, the Great Lakes Crossing Outlets Mortgage Loan, the Seagate Campus Mortgage Loan, the Oxmoor Center Mortgage Loan, the Wyndham National Hotel Portfolio Mortgage Loan and the Cross Island Plaza Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the primary servicer of the CX – 250 Water Street Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the 6330 West Loop South Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the Wyndham National Hotel Portfolio Mortgage Loan, which when combined with its other capacities described in the preceding paragraph, means that Wells Fargo Bank, National Association is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date.  The assessment of compliance with applicable servicing criteria and accountants' attestation report delivered by Wells Fargo Bank, National Association in such capacity is listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Fashion Valley Mall Mortgage Loan, the Great Lakes Crossing Outlets Mortgage Loan, the Seagate Campus Mortgage Loan, the Oxmoor Center Mortgage Loan and the Cross Island Plaza Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Fashion Valley Mall Mortgage Loan, the One & Two Commerce Square Mortgage Loan and the Great Lakes Crossing Outlets Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the South Lake at Dulles Mortgage Loan, the Gloucester Premium Outlets Mortgage Loan and the Seagate Campus Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for K-Star Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because K-Star Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of K-Star Asset Management LLC because K-Star Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Pentalpha Surveillance LLC is the operating advisor of the Fashion Valley Mall Mortgage Loan, the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Barbours Cut IOS Mortgage Loan and the 6330 West Loop South Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the CX – 250 Water Street Mortgage Loan and the Barbours Cut IOS Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Healthcare Trust MOB Portfolio Mortgage Loan, the Great Lakes Crossing Outlets Mortgage Loan, the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the Cross Island Plaza Mortgage Loan, the Seagate Campus Mortgage Loan, the Oxmoor Center Mortgage Loan, the 6330 West Loop South Mortgage Loan, the Fashion Valley Mall Mortgage Loan and the CX – 250 Water Street Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the Benchmark 2023-B38 Transaction, the pooling and servicing agreement for the BBCMS 2023-C19 Transaction, the pooling and servicing agreement for the MSWF 2023-1 Transaction, the pooling and servicing agreement for the BMO 2023-C5 Transaction, the pooling and servicing agreement for the Benchmark 2023-B39 Transaction, the pooling and servicing agreement for the Benchmark 2023-V3 Transaction, the pooling and servicing agreement for the BANK5 2023-5YR3 Transaction, the pooling and servicing agreement for the Benchmark 2023-B40 Transaction and the pooling and servicing agreement for the MSWF 2023-2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Healthcare Trust MOB Portfolio Mortgage Loan, the Great Lakes Crossing Outlets Mortgage Loan, the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the Cross Island Plaza Mortgage Loan, the Seagate Campus Mortgage Loan, the Oxmoor Center Mortgage Loan, the 6330 West Loop South Mortgage Loan, the Fashion Valley Mall Mortgage Loan and the CX – 250 Water Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Wyndham National Hotel Portfolio Mortgage Loan and the One & Two Commerce Square Mortgage Loan.  Pursuant to the pooling and servicing agreement for the UBS 2019-C18 Transaction and the pooling and servicing agreement for the BANK 2023-BNK46 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Wyndham National Hotel Portfolio Mortgage Loan and the One & Two Commerce Square Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Wyndham National Hotel Portfolio Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the 6330 West Loop South Mortgage Loan and the CX – 250 Water Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Great Lakes Crossing Outlets Mortgage Loan, the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the Cross Island Plaza Mortgage Loan, the Seagate Campus Mortgage Loan, the Oxmoor Center Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the 6330 West Loop South Mortgage Loan, the Fashion Valley Mall Mortgage Loan, the CX – 250 Water Street Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Wyndham National Hotel Portfolio Mortgage Loan, the Cross Island Plaza Mortgage Loan, the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Seagate Campus Mortgage Loan, the Oxmoor Center Mortgage Loan and the 6330 West Loop South Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Cross Island Plaza Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Oxmoor Center Mortgage Loan and the 6330 West Loop South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Cross Island Plaza Mortgage Loan, K-Star Asset Management LLC as special servicer of the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan and the Seagate Campus Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Oxmoor Center Mortgage Loan and the 6330 West Loop South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on July 11, 2023 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Wyndham National Hotel Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C18 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2019-C18 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2019-C18 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Great Lakes Crossing Outlets Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B38 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2023-B38 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-B38 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gloucester Premium Outlets Mortgage Loan and the South Lake at Dulles Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-C19 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2023-C19 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2023-C19 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Barbours Cut IOS Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSWF 2023-1 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSWF 2023-1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Cross Island Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-C5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2023-C5 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2023-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Seagate Campus Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B39 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2023-B39 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-B39 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Oxmoor Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-V3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2023-V3 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-V3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One & Two Commerce Square Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2023-BNK46 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2023-BNK46 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2023-BNK46 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 6330 West Loop South Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2023-5YR3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK5 2023-5YR3 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2023-5YR3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Fashion Valley Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B40 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2023-B40 Transaction incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-B40 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the CX – 250 Water Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSWF 2023-2 Transaction incorporated by reference as Exhibit 4.12 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSWF 2023-2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of July 1, 2023, among Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, KeyBank National Association, as Ashburn Data Center Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on August 14, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of December 1, 2019, among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of April 1, 2023, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as General Special Servicer, Argentic Services Company LP, as Pacific Design Center Special Servicer, Computershare Trust Company, N.A., as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on August 14, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of April 1, 2023, among Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, K-Star Asset Management LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of May 1, 2023, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of June 1, 2023, among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of July 1, 2023, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, K-Star Asset Management LLC, as a Special Servicer, Situs Holdings, LLC, solely with respect to the Back Bay Office Whole Loan, as a Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 20, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of July 1, 2023, among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 4, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.9           Pooling and Servicing Agreement, dated as of August 1, 2023, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, LNR Partners, LLC, as General Special Servicer, National Cooperative Bank, N.A., as Co-op Master Servicer and as Co-op Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.10         Pooling and Servicing Agreement, dated as of September 1, 2023, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.11         Pooling and Servicing Agreement, dated as of December 1, 2023, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Computershare Trust Company, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.12         Pooling and Servicing Agreement, dated as of December 1, 2023, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 22, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of May 25, 2023, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Bank of America, N.A., as Initial Note A-1-2 Holder, Bank of America, N.A., as Initial Note A-1-3 Holder, Bank of America, N.A., as Initial Note A-1-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-4 Holder, Bank of Montreal, as Initial Note A-3-1 Holder, Bank of Montreal, as Initial Note A-3-2 Holder, Bank of Montreal, as Initial Note A-3-3 Holder, Bank of Montreal, as Initial Note A-3-4 Holder, Bank of Montreal, as Initial Note A-3-5 Holder, Bank of Montreal, as Initial Note A-3-6 Holder, Barclays Capital Real Estate Inc., as Initial Note A-4-1 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-4-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of January 27, 2023, by and between  Bank of America, National Association, as Initial Note A-1 Holder, Bank of America, National Association, as Initial Note A-2 Holder, Bank of America, National Association, as Initial Note A-3 Holder, Bank of America, National Association, as Initial Note A-4 Holder, Bank of America, National Association, as Initial Note A-5 Holder, Bank of America, National Association, as Initial Note A-6 Holder, Bank of America, National Association, as Initial Note A-7 Holder, Bank of America, National Association, as Initial Note A-8 Holder, Wells Fargo Bank, National Association, as Initial Note A-9 Holder, Wells Fargo Bank, National Association, as Initial Note A-10 Holder, Wells Fargo Bank, National Association, as Initial Note A-11 Holder, Wells Fargo Bank, National Association, as Initial Note A-12 Holder, Wells Fargo Bank, National Association, as Initial Note A-13 Holder, Wells Fargo Bank, National Association, as Initial Note A-14 Holder, Wells Fargo Bank, National Association, as Initial Note A-15 Holder, Wells Fargo Bank, National Association, as Initial Note A-16 Holder, Goldman Sachs Bank USA, as Initial Note A-17 Holder, Goldman Sachs Bank USA, as Initial Note A-18 Holder, 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-19 Holder, and 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-20 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of May 24, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder, Barclays Capital Real Estate Inc., as Initial Note A-4 Holder, Barclays Capital Real Estate Inc., as Initial Note A-5 Holder, Barclays Capital Real Estate Inc., as Initial Note A-6 Holder, Société Générale Financial Corporation, as Initial Note A-7 Holder, Société Générale Financial Corporation, as Initial Note A-8 Holder, Société Générale Financial Corporation, as Initial Note A-9 Holder, Société Générale Financial Corporation, as Initial Note A-10 Holder, Société Générale Financial Corporation, as Initial Note A-11 Holder, KeyBank National Association, as Initial Note A-12 Holder, KeyBank National Association, as Initial Note A-13 Holder, and KeyBank National Association, as Initial Note A-14 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of June 1, 2023, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, Bank of America, N.A., as Initial Note A-4 Holder, Barclays Capital Real Estate Inc., as Initial Note A-5 Holder, Barclays Capital Real Estate Inc., as Initial Note A-6 Holder, Barclays Capital Real Estate Inc., as Initial Note A-7 Holder, Barclays Capital Real Estate Inc., as Initial Note A-8 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-9 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-10 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-11 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-12 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of January 5, 2023, by and among Goldman Sachs Bank USA, as Initial Note A-1-1 Holder, Goldman Sachs Bank USA, as Initial Note A-1-2 Holder, Goldman Sachs Bank USA, as Initial Note A-1-3 Holder, Goldman Sachs Bank USA, as Initial Note A-1-4 Holder, DBR Investments Co. Limited, as Initial Note A-2-1 Holder, DBR Investments Co. Limited, as Initial Note A-2-2 Holder, DBR Investments Co. Limited, as Initial Note A-2-3 Holder, Bank of Montreal, as Initial Note A-3-1 Holder, Bank of Montreal, as Initial Note A-3-2 Holder, and Bank of Montreal, as Initial Note A-3-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of June 9, 2023, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-6 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of February 3, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, and Société Générale Financial Corporation, as Initial A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.20         Agreement Between Note Holders, dated as of May 25, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder, Société Générale Financial Corporation, as Initial A-4 Holder, Société Générale Financial Corporation, as Initial A-5 Holder, and Société Générale Financial Corporation, as Initial A-6 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.21         Agreement Between Note Holders, dated as of April 27, 2023, by and among Societe Generale Financial Corporation, as Initial A-1 Holder, Societe Generale Financial Corporation, as Initial A-2 Holder, and Societe Generale Financial Corporation, as Initial A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of May 9, 2023, by and between Argentic Real Estate Finance 2 LLC, as Initial Note A-1-1 Holder, Argentic Real Estate Finance 2 LLC, as Initial Note A-1-2 Holder, Argentic Real Estate Finance 2 LLC, as Initial Note A-1-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-2-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.23         Agreement Between Note Holders, dated as of June 14, 2023, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, and Bank of America, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.24         Agreement Between Note Holders, dated as of December 20, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-6 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-7 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-9 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-10 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-11 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-12 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of June 1, 2023, by and between Bank of Montreal, as Initial Note A-1 Holder, and Bank of Montreal, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         KeyBank National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         KeyBank National Association, as Special Servicer of the Ashburn Data Center Mortgage Loan (see Exhibit 33.1)

33.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         KeyBank National Association, as Primary Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 33.1)

33.8         LNR Partners, LLC, as Special Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 33.2)

33.9         Computershare Trust Company, National Association, as Trustee of the Healthcare Trust MOB Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Custodian of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 33.5)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 33.6)

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.5)

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Lakes Crossing Outlets Mortgage Loan

33.20       LNR Partners, LLC, as Special Servicer of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 33.2)

33.21       Computershare Trust Company, National Association, as Trustee of the Great Lakes Crossing Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Computershare Trust Company, National Association, as Custodian of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 33.5)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 33.6)

33.24       KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.25       K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan

33.26       Computershare Trust Company, National Association, as Trustee of the Gloucester Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Computershare Trust Company, National Association, as Custodian of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the Gloucester Premium Outlets Mortgage Loan

33.29       KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 33.1)

33.30       K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 33.25)

33.31       Computershare Trust Company, National Association, as Trustee of the South Lake at Dulles Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Computershare Trust Company, National Association, as Custodian of the South Lake at Dulles Mortgage Loan (see Exhibit 33.5)

33.33       Pentalpha Surveillance LLC, as Operating Advisor of the South Lake at Dulles Mortgage Loan (see Exhibit 33.28)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut IOS Mortgage Loan (see Exhibit 33.12)

33.35       Argentic Services Company LP, as Special Servicer of the Barbours Cut IOS Mortgage Loan

33.36       Computershare Trust Company, National Association, as Trustee of the Barbours Cut IOS Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Computershare Trust Company, National Association, as Custodian of the Barbours Cut IOS Mortgage Loan (see Exhibit 33.5)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Barbours Cut IOS Mortgage Loan (see Exhibit 33.28)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Barbours Cut IOS Mortgage Loan (see Exhibit 33.17)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cross Island Plaza Mortgage Loan (see Exhibit 33.19)

33.41       Rialto Capital Advisors, LLC, as Special Servicer of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Computershare Trust Company, National Association, as Trustee of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Computershare Trust Company, National Association, as Custodian of the Cross Island Plaza Mortgage Loan (see Exhibit 33.5)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the Cross Island Plaza Mortgage Loan (see Exhibit 33.6)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 33.19)

33.46       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 33.25)

33.47       Computershare Trust Company, National Association, as Trustee of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Computershare Trust Company, National Association, as Custodian of the Seagate Campus Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Seagate Campus Mortgage Loan (see Exhibit 33.6)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 33.19)

33.51       Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Computershare Trust Company, National Association, as Trustee of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Computershare Trust Company, National Association, as Custodian of the Oxmoor Center Mortgage Loan (see Exhibit 33.5)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Oxmoor Center Mortgage Loan (see Exhibit 33.6)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.12)

33.56       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.2)

33.57       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.5)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.6)

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.17)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the 6330 West Loop South Mortgage Loan (see Exhibit 33.12)

33.62       Greystone Servicing Company LLC, as Special Servicer of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Computershare Trust Company, National Association, as Trustee of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Computershare Trust Company, National Association, as Custodian of the 6330 West Loop South Mortgage Loan (see Exhibit 33.5)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the 6330 West Loop South Mortgage Loan (see Exhibit 33.28)

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the 6330 West Loop South Mortgage Loan (see Exhibit 33.17)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.19)

33.68       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.2)

33.69       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.5)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.28)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.12)

33.73       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.35)

33.74       Computershare Trust Company, National Association, as Trustee of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Computershare Trust Company, National Association, as Custodian of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.5)

33.76       BellOak, LLC, as Operating Advisor of the CX – 250 Water Street Mortgage Loan

33.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.17)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         KeyBank National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         KeyBank National Association, as Special Servicer of the Ashburn Data Center Mortgage Loan (see Exhibit 34.1)

34.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         KeyBank National Association, as Primary Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 34.1)

34.8         LNR Partners, LLC, as Special Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 34.2)

34.9         Computershare Trust Company, National Association, as Trustee of the Healthcare Trust MOB Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Custodian of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 34.5)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 34.6)

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.5)

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Lakes Crossing Outlets Mortgage Loan

34.20       LNR Partners, LLC, as Special Servicer of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 34.2)

34.21       Computershare Trust Company, National Association, as Trustee of the Great Lakes Crossing Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Computershare Trust Company, National Association, as Custodian of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 34.5)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 34.6)

34.24       KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.25       K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan

34.26       Computershare Trust Company, National Association, as Trustee of the Gloucester Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Computershare Trust Company, National Association, as Custodian of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the Gloucester Premium Outlets Mortgage Loan

34.29       KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 34.1)

34.30       K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 34.25)

34.31       Computershare Trust Company, National Association, as Trustee of the South Lake at Dulles Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Computershare Trust Company, National Association, as Custodian of the South Lake at Dulles Mortgage Loan (see Exhibit 34.5)

34.33       Pentalpha Surveillance LLC, as Operating Advisor of the South Lake at Dulles Mortgage Loan (see Exhibit 34.28)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut IOS Mortgage Loan (see Exhibit 34.12)

34.35       Argentic Services Company LP, as Special Servicer of the Barbours Cut IOS Mortgage Loan

34.36       Computershare Trust Company, National Association, as Trustee of the Barbours Cut IOS Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Computershare Trust Company, National Association, as Custodian of the Barbours Cut IOS Mortgage Loan (see Exhibit 34.5)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Barbours Cut IOS Mortgage Loan (see Exhibit 34.28)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Barbours Cut IOS Mortgage Loan (see Exhibit 34.17)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cross Island Plaza Mortgage Loan (see Exhibit 34.19)

34.41       Rialto Capital Advisors, LLC, as Special Servicer of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Computershare Trust Company, National Association, as Trustee of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Computershare Trust Company, National Association, as Custodian of the Cross Island Plaza Mortgage Loan (see Exhibit 34.5)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the Cross Island Plaza Mortgage Loan (see Exhibit 34.6)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 34.19)

34.46       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 34.25)

34.47       Computershare Trust Company, National Association, as Trustee of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Computershare Trust Company, National Association, as Custodian of the Seagate Campus Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Seagate Campus Mortgage Loan (see Exhibit 34.6)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 34.19)

34.51       Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Computershare Trust Company, National Association, as Trustee of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Computershare Trust Company, National Association, as Custodian of the Oxmoor Center Mortgage Loan (see Exhibit 34.5)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Oxmoor Center Mortgage Loan (see Exhibit 34.6)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.12)

34.56       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.2)

34.57       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.5)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.6)

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.17)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the 6330 West Loop South Mortgage Loan (see Exhibit 34.12)

34.62       Greystone Servicing Company LLC, as Special Servicer of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Computershare Trust Company, National Association, as Trustee of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Computershare Trust Company, National Association, as Custodian of the 6330 West Loop South Mortgage Loan (see Exhibit 34.5)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the 6330 West Loop South Mortgage Loan (see Exhibit 34.28)

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the 6330 West Loop South Mortgage Loan (see Exhibit 34.17)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.19)

34.68       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.2)

34.69       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.5)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.28)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.12)

34.73       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.35)

34.74       Computershare Trust Company, National Association, as Trustee of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Computershare Trust Company, National Association, as Custodian of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.5)

34.76       BellOak, LLC, as Operating Advisor of the CX – 250 Water Street Mortgage Loan

34.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.17)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         KeyBank National Association, as Special Servicer of the Ashburn Data Center Mortgage Loan (see Exhibit 35.1)

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Lakes Crossing Outlets Mortgage Loan

35.10       LNR Partners, LLC, as Special Servicer of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.12       K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 35.1)

35.14       K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut IOS Mortgage Loan (see Exhibit 35.7)

35.16       Argentic Services Company LP, as Special Servicer of the Barbours Cut IOS Mortgage Loan

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cross Island Plaza Mortgage Loan (see Exhibit 35.9)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 35.9)

35.20       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 35.9)

35.22       Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 35.7)

35.24       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 35.2)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the 6330 West Loop South Mortgage Loan (see Exhibit 35.7)

35.26       Greystone Servicing Company LLC, as Special Servicer of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.9)

35.28       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.2)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 35.7)

35.30       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 35.16)

99.1         Mortgage Loan Purchase Agreement, dated as of July 11, 2023, among Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of July 11, 2023, between Bank of America, National Association and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of July 11, 2023, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of July 11, 2023, between Bank of Montreal and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of July 11, 2023, among Societe Generale Financial Corporation, Société Générale and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of July 11, 2023, between Starwood Mortgage Capital LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

99.7         Mortgage Loan Purchase Agreement, dated as of July 11, 2023, between Argentic Real Estate Finance 2 LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

99.8         Mortgage Loan Purchase Agreement, dated as of July 11, 2023, between LMF Commercial, LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on July 11, 2023 under Commission File No. 333-257737-08 and incorporated by reference herein).

 (b)  The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Commercial Mortgage Securities LLC
(Depositor)

/s/ Daniel Vinson

Daniel Vinson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 18, 2024