Form 10-K
period 2025-12-31
BBCMS 2023-C20
filed 2026-03-17
CIK 1981769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the primary servicer of the CX – 250 Water Street Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the 6330 West Loop South Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan, which constituted approximately 9.1%, 7.3%, 1.9%, 1.8% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the CX – 250 Water Street Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the 6330 West Loop South Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Trimont LLC  is the primary servicer of the CX – 250 Water Street Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the 6330 West Loop South Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Trimont LLC as primary servicer of the Wyndham National Hotel Portfolio Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the 6330 West Loop South Mortgage Loan and the CX – 250 Water Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the CX – 250 Water Street Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the 6330 West Loop South Mortgage Loan, the Wyndham National Hotel Portfolio Mortgage Loan, the Cross Island Plaza Mortgage Loan, the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan, the Seagate Campus Mortgage Loan and the Oxmoor Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as primary servicer of the CX – 250 Water Street Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the 6330 West Loop South Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025, Wells Fargo Bank, National Association as custodian of the Wyndham National Hotel Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Cross Island Plaza Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Oxmoor Center Mortgage Loan and the 6330 West Loop South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Wells Fargo Bank, National Association as primary servicer of the CX – 250 Water Street Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Barbours Cut IOS Mortgage Loan, the 6330 West Loop South Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025, Rialto Capital Advisors, LLC as special servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Cross Island Plaza Mortgage Loan, K-Star Asset Management LLC as special servicer of the Gloucester Premium Outlets Mortgage Loan, the South Lake at Dulles Mortgage Loan and the Seagate Campus Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Oxmoor Center Mortgage Loan and the 6330 West Loop South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.10       Computershare Trust Company, National Association, as Custodian of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 33.5)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 33.6)

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.13       Trimont LLC, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan on and after March 1, 2025

33.14       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.5)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Lakes Crossing Outlets Mortgage Loan

33.21       LNR Partners, LLC, as Special Servicer of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 33.2)

33.22       Computershare Trust Company, National Association, as Trustee of the Great Lakes Crossing Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Computershare Trust Company, National Association, as Custodian of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 33.5)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 33.6)

33.25       KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.26       K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan

33.27       Computershare Trust Company, National Association, as Trustee of the Gloucester Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Computershare Trust Company, National Association, as Custodian of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.29       Pentalpha Surveillance LLC, as Operating Advisor of the Gloucester Premium Outlets Mortgage Loan

33.30       KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 33.1)

33.31       K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 33.26)

33.32       Computershare Trust Company, National Association, as Trustee of the South Lake at Dulles Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of the South Lake at Dulles Mortgage Loan (see Exhibit 33.5)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the South Lake at Dulles Mortgage Loan (see Exhibit 33.29)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut IOS Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.36       Trimont LLC, as Primary Servicer of the Barbours Cut IOS Mortgage Loan on and after March 1, 2025 (see Exhibit 33.13)

33.37       Argentic Services Company LP, as Special Servicer of the Barbours Cut IOS Mortgage Loan

33.38       Computershare Trust Company, National Association, as Trustee of the Barbours Cut IOS Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Custodian of the Barbours Cut IOS Mortgage Loan (see Exhibit 33.5)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Barbours Cut IOS Mortgage Loan (see Exhibit 33.29)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Barbours Cut IOS Mortgage Loan (see Exhibit 33.18)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cross Island Plaza Mortgage Loan (see Exhibit 33.20)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Trustee of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the Cross Island Plaza Mortgage Loan (see Exhibit 33.5)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Cross Island Plaza Mortgage Loan (see Exhibit 33.6)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 33.20)

33.48       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 33.26)

33.49       Computershare Trust Company, National Association, as Trustee of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Computershare Trust Company, National Association, as Custodian of the Seagate Campus Mortgage Loan (see Exhibit 33.5)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the Seagate Campus Mortgage Loan (see Exhibit 33.6)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 33.20)

33.53       Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Computershare Trust Company, National Association, as Trustee of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Computershare Trust Company, National Association, as Custodian of the Oxmoor Center Mortgage Loan (see Exhibit 33.5)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Oxmoor Center Mortgage Loan (see Exhibit 33.6)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.58       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.13)

33.59       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.2)

33.60       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.6)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.18)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the 6330 West Loop South Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.65       Trimont LLC, as Primary Servicer of the 6330 West Loop South Mortgage Loan on and after March 1, 2025 (see Exhibit 33.13)

33.66       Greystone Servicing Company LLC, as Special Servicer of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Computershare Trust Company, National Association, as Trustee of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Custodian of the 6330 West Loop South Mortgage Loan (see Exhibit 33.5)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the 6330 West Loop South Mortgage Loan (see Exhibit 33.29)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the 6330 West Loop South Mortgage Loan (see Exhibit 33.18)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.20)

33.72       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.2)

33.73       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.5)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.29)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.77       Trimont LLC, as Primary Servicer of the CX – 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.13)

33.78       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.37)

33.79       Computershare Trust Company, National Association, as Trustee of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Computershare Trust Company, National Association, as Custodian of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.5)

33.81       BellOak, LLC, as Operating Advisor of the CX – 250 Water Street Mortgage Loan

33.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.18)

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

34.10       Computershare Trust Company, National Association, as Custodian of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 34.5)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 34.6)

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.13       Trimont LLC, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan on and after March 1, 2025

34.14       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.5)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Lakes Crossing Outlets Mortgage Loan

34.21       LNR Partners, LLC, as Special Servicer of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 34.2)

34.22       Computershare Trust Company, National Association, as Trustee of the Great Lakes Crossing Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Computershare Trust Company, National Association, as Custodian of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 34.5)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 34.6)

34.25       KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.26       K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan

34.27       Computershare Trust Company, National Association, as Trustee of the Gloucester Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Computershare Trust Company, National Association, as Custodian of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.29       Pentalpha Surveillance LLC, as Operating Advisor of the Gloucester Premium Outlets Mortgage Loan

34.30       KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 34.1)

34.31       K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 34.26)

34.32       Computershare Trust Company, National Association, as Trustee of the South Lake at Dulles Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of the South Lake at Dulles Mortgage Loan (see Exhibit 34.5)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the South Lake at Dulles Mortgage Loan (see Exhibit 34.29)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut IOS Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.36       Trimont LLC, as Primary Servicer of the Barbours Cut IOS Mortgage Loan on and after March 1, 2025 (see Exhibit 34.13)

34.37       Argentic Services Company LP, as Special Servicer of the Barbours Cut IOS Mortgage Loan

34.38       Computershare Trust Company, National Association, as Trustee of the Barbours Cut IOS Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Custodian of the Barbours Cut IOS Mortgage Loan (see Exhibit 34.5)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Barbours Cut IOS Mortgage Loan (see Exhibit 34.29)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Barbours Cut IOS Mortgage Loan (see Exhibit 34.18)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cross Island Plaza Mortgage Loan (see Exhibit 34.20)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Trustee of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the Cross Island Plaza Mortgage Loan (see Exhibit 34.5)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Cross Island Plaza Mortgage Loan (see Exhibit 34.6)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 34.20)

34.48       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 34.26)

34.49       Computershare Trust Company, National Association, as Trustee of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Computershare Trust Company, National Association, as Custodian of the Seagate Campus Mortgage Loan (see Exhibit 34.5)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the Seagate Campus Mortgage Loan (see Exhibit 34.6)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 34.20)

34.53       Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Computershare Trust Company, National Association, as Trustee of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Computershare Trust Company, National Association, as Custodian of the Oxmoor Center Mortgage Loan (see Exhibit 34.5)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Oxmoor Center Mortgage Loan (see Exhibit 34.6)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.58       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.13)

34.59       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.2)

34.60       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.6)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.18)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the 6330 West Loop South Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.65       Trimont LLC, as Primary Servicer of the 6330 West Loop South Mortgage Loan on and after March 1, 2025 (see Exhibit 34.13)

34.66       Greystone Servicing Company LLC, as Special Servicer of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Computershare Trust Company, National Association, as Trustee of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Custodian of the 6330 West Loop South Mortgage Loan (see Exhibit 34.5)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the 6330 West Loop South Mortgage Loan (see Exhibit 34.29)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the 6330 West Loop South Mortgage Loan (see Exhibit 34.18)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.20)

34.72       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.2)

34.73       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.5)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.29)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.77       Trimont LLC, as Primary Servicer of the CX – 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.13)

34.78       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.37)

34.79       Computershare Trust Company, National Association, as Trustee of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Computershare Trust Company, National Association, as Custodian of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.5)

34.81       BellOak, LLC, as Operating Advisor of the CX – 250 Water Street Mortgage Loan

34.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.18)

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

35.3         KeyBank National Association, as Special Servicer of the Ashburn Data Center Mortgage Loan (see Exhibit 35.1)

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Healthcare Trust MOB Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.8         Trimont LLC, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan on and after March 1, 2025

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Lakes Crossing Outlets Mortgage Loan

35.11       LNR Partners, LLC, as Special Servicer of the Great Lakes Crossing Outlets Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the Gloucester Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.13       K-Star Asset Management LLC, as Special Servicer of the Gloucester Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Primary Servicer of the South Lake at Dulles Mortgage Loan (see Exhibit 35.1)

35.15       K-Star Asset Management LLC, as Special Servicer of the South Lake at Dulles Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut IOS Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.17       Trimont LLC, as Primary Servicer of the Barbours Cut IOS Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.18       Argentic Services Company LP, as Special Servicer of the Barbours Cut IOS Mortgage Loan

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cross Island Plaza Mortgage Loan (see Exhibit 35.10)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Cross Island Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 35.10)

35.22       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 35.10)

35.24       Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.26       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.27       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 35.2)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the 6330 West Loop South Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.29       Trimont LLC, as Primary Servicer of the 6330 West Loop South Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.30       Greystone Servicing Company LLC, as Special Servicer of the 6330 West Loop South Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.10)

35.32       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.2)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.34       Trimont LLC, as Primary Servicer of the CX – 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.35       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan (see Exhibit 35.18)

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

Date: March 16, 2026